Form 10-K
period 1998-12-31
GREENPOINT CREDIT CORP
filed 1999-03-31
CIK 1066112

                                                         CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ___________ to ___________________________

                       Commission file number  333-59731

                            GREENPOINT CREDIT CORP.
                              Seller and Servicer
       (as Seller and Servicer of certain Manufactured Housing Contracts conveyed to a certain trust which trust issued)
                6.635% GreenPoint Manufactured Housing Contract
              Pass-Through Certificates, Series 1998-1, Class I A
                GreenPoint Credit  Manufactured Housing Contract
              Pass-Through Certificates, Series 1998-1, Class II A
(Principal and interest payable on the 15th of each month beginning in December,
                                     1998)
         ............................................................
             (Exact name of registrant as specified in its charter)

                             GREENPOINT CREDIT CORP
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                    DELAWARE
--------------------------------------------------------------------------------
                 (state or other jurisdiction of incorporation)

                                   333-59731
--------------------------------------------------------------------------------
                            (commission file number)

                                   13-4002891
--------------------------------------------------------------------------------
                    (I.R.S. Employer Identification Number)

                            10089 Willow Creek Road
                              San Diego, CA  92131
                                 (619) 530-9394
--------------------------------------------------------------------------------
                 (address and telephone number of registrant's
                          principal executive offices)



Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------

          None                                       None
         ------                                     ------

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------

          None                                      None
         ------                                    ------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     x             No    /1/
                                         --------------

Aggregate market value of voting stock held by non-affiliates of the Registrant:
Not applicable.

Documents Incorporated by Reference:  None

Number of shares of Registrant's common stock outstanding as of December 31, 1998: Not applicable.

Item 1.  Business

          GreenPoint Credit Corp. (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Series 1998-1 Trust").
The Series 1998-1 Trust issued the GreenPoint Credit Manufactured Housing Contract Pass-Through Certificates, Series 1998-1, Class I A, GreenPoint Credit Manufactured Housing Contract Pass-Through Certificates, Series 1998-1 Class II A pursuant to a Pooling and Servicing Agreement dated as of November 1, 1998 (the "Series 1998-1 Agreement"), between the Registrant, as Seller and Servicer, and The First National Bank of Chicago, as Trustee (the "Trustee"). The Class A Certificates evidence undivided beneficial interests in the Trust Fund established by the 1998-1 Agreement.

Item 2.  Properties

          Reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Series 1998-1 Trust (the "Annual Statement as to Compliance"), filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

          The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Series 1998-1 Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee or the Servicer other than ordinary routine litigation incidental to the Trustee's or the Servicer's duties under the Series 1998-1 Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders
          The Registrant knows of no vote or consent of holders of any Certificate that was solicited for any purpose during the calendar year covered by this Annual Report on Form 10-K.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
           (a) There is no established public trading market for the Class A Certificates.
           (b) As of December 31, 1998, the Certificates were held of record by 1 Depository Trust Company Participants.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GREENPOINT CREDIT CORP.


                         BY:   /s/ Charles O. Ryan
                            --------------------------------------------------
                            Name:   Charles O. Ryan
                            Title:  Senior Vice President

                            Dated:  March 29, 1999
                                    San Diego, California

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                         GREENPOINT CREDIT CORP.

                         BY:   /s/  Charles O. Ryan
                            --------------------------------------------------
                            Name:   Charles O. Ryan
                            Title:  Senior Vice President

                            Dated:  March 29, 1999
                                    San Diego, California

EXHIBIT INDEX

                                                                    Sequentially
Exhibit No.                      Description                        Numbered Page
-----------------   -------------------------------------   -----------------------------
  99.1              Annual Statement as to Compliance
                    for the Series1998-1 Trust for the
                    year ended December 31, 1998.

  99.2              Annual Servicing Report for the
                    Series 1998-1 Trust for the year
                    ended December 31, 1998.

  99.3              Aggregate Payment Amounts for
                    Calendar Year 1998