Form 10-K
period 1999-12-31
GREENPOINT CREDIT LLC
filed 2000-03-30
CIK 1066112

                                                         CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to
                              ---------  -----------------------

                       Commission file number  333-80437

     GREENPOINT CREDIT, LLC, as Servicer and Seller of certain manufactured
       HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

          GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
      THROUGH CERTIFICATES, SERIES 1999-1, CLASS A CERTIFICATES (TOGETHER,
                           THE "OFFERED CERTIFICATES")

                             GREENPOINT CREDIT, LLC
______________________________________________________________________________
               (exact name of registrant as specified in charter)


          DELAWARE                                             13-4002891
          --------                                             ----------
      (State or other                                       (I.R.S. employer
jurisdiction of incorporation)                            identification number)

                            10089 Willow Creek Road
                          San Diego, California  92131
                                 (858) 530-9394
   (address and telephone number of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------

            None                                      None
            ----                                      ----


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [X]  No    [_](1)

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:
NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1999: NOT APPLICABLE.

----------
(1) On February 27, 1992, the Securities and Exchange Commission granted the Registrant a "no action" and exemptive order request to modify the information required to be reported by the trust under Section 13 and 15(d) of the Securities Exchange Act of 1934

Item 1.  Business

     GreenPoint Credit, LLC, (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-1 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of February 1, 1999 (the "Agreement"), between the Registrant, as Seller and Servicer and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

     In filing this Annual Report on Form 10-K, the Registrant is using a reduced disclosure format pursuant to a "no action" letter and exemptive order granted to its predecessor in interest, Security Pacific Acceptance Corp., by the Securities and Exchange Commission on February 27, 1992 (the "Order").

ITEM 2.  PROPERTIES

     Pursuant to the terms of the Order, reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Trust (the "Annual Statement as to Compliance"), filed as Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee, any custodian's or the Servicer other than ordinary routine litigation incidental to the Trustee's, any custodian's or the Servicer's duties under the Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant knows of no vote or consent of holders of any Certificate that was solicited for any purpose during the calendar year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no established public trading market for the offered Certificates.

     (b) As of December 31, 1999, the offered Certificates were held of record by 1 Depository Trust Company Participant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Annual Statement as to Compliance with respect to the Trust for the period covered by this Annual Report appears as Exhibit 99.1 to this Annual Report on Form 10-K.

     The Annual Report on the Servicer's servicing activities for the Trust for the period covered by this Annual Report is included as Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No transaction between the Trust and the holders of the Certificates occurred during the period covered by this Annual Report on Form 10-K, except routine distributions to such certificate holders as contemplated by the agreement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Pursuant to the Order, the Registrant includes as an exhibit to this Annual Report on Form 10-K the Annual Statement as to Compliance with respect to the Trust for the year ended December 31, 1999 delivered by the Servicer under the Agreement and the annual report on the Servicer's servicing activities for the Trust.

          Exhibit No.
          -----------

             99.1 Annual Statement as to Compliance for the Trust for the year ended December 31, 1999.

             99.2    Annual Servicing Report for the Trust
                     for the year ended December 31, 1999.

             99.3    Aggregate Payment Amounts for Year Ended
                     December 31, 1999

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000

                                           /s/ Charles O. Ryan
                                           -------------------
                                           Charles O. Ryan
                                           Vice President
                                           GreenPoint Credit, LLC



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                             DATE
----------                           -----                             ----

   /s/ Peter Paul           President, Chief Executive            March 29, 2000
-------------------------   Officer and Manager
     Peter Paul*


 /s/ John S. Buchanan       Senior Vice President                 March 29, 2000
-------------------------   Treasurer and Manager
    John S. Buchanan*


/s/ Charles P. Richardson   Executive Vice President              March 29, 2000
-------------------------   and Manager
  Charles P. Richardson*


  /s/ Abdul H. Rajput       Executive Vice President              March 29, 2000
-------------------------   and Manager
    Abdul H. Rajput*


    /s/ Robert Arena        Executive Vice President              March 29, 2000
-------------------------
      Robert Arena*


  /s/ Alberto Bambach       Senior Vice President                 March 29, 2000
-------------------------
    Alberto Bambach*


*Signed by Charles P. Richardson, Attorney-in-Fact.

                                 EXHIBIT INDEX


    Exhibit No.    Description
    -----------    -----------

       99.1 Annual Statement as to Compliance for the Trust for the year ended December 31, 1999

       99.2 Annual Servicing Report for the Trust for the year ended December 31, 1999

       99.3        Aggregate Payment Amounts for the year ended December 31,
                   1999