Form 10-K
period 1999-12-31
GREENPOINT CREDIT LLC
filed 2000-03-30
CIK 1066112

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

For the transition period from ___________ TO _______________

                       Commission file number  333-80437

     GREENPOINT CREDIT, LLC, as Servicer and Seller of certain manufactured
       HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

          GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-THROUGH CERTIFICATES, SERIES 1999-3, CLASS IA AND CLASS IIA CERTIFICATES
                    (TOGETHER, THE "OFFERED CERTIFICATES")


                             GREENPOINT CREDIT, LLC
______________________________________________________________________________
               (exact name of registrant as specified in charter)


                DELAWARE                                       13-4002891
                --------                                       ----------
            (state or other                                 (I.R.S. employer
     jurisdiction of incorporation)                      identification number)

                            10089 Willow Creek Road
                          San Diego, California  92131
                                 (858) 530-9394
   (address and telephone number of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     Title of each class          Name of each exchange on which registered
   -----------------------        -----------------------------------------

           None                                      None
           ----                                      ----

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

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:
NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1999: NOT APPLICABLE.

-----------------
(1) On February 27, 1992, the Securities and Exchange Commission granted the Registrant a "no action" and exemptive order request to modify the information required to be reported by the trust under Section 13 and 15(d) of the Securities Exchange Act of 1934

ITEM 1.  BUSINESS

    GreenPoint Credit, LLC (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-3 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of May 1, 1999 (the "Agreement"), between the Registrant, as Seller and Servicer and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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

ITEM 3.  LEGAL PROCEEDINGS

    The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee, any custodian or the Servicer other than ordinary routine litigation incidental to the Trustee's, any custodian's or the Servicer's duties under the Agreement.

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

         99.2        Annual Servicing Report for the Trust
                     for the year ended December 31, 1999.

         99.3        Aggregate Payment Amounts for the
                     year ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000

                                           /s/ Charles O. Ryan
                                           -----------------------
                                           Charles O. Ryan
                                           Vice President
                                           GreenPoint Credit, LLC


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                      TITLE                           DATE

    /s/ Peter Paul              President, Chief Executive      March 29, 2000
-----------------------------   Officer and Manager
    Peter Paul*


    /s/ John S Buchanan         Senior Vice President           March 29, 2000
-----------------------------   Treasurer and Manager
    John S. Buchanan*


    /s/ Charles P. Richardson   Executive Vice President        March 29, 2000
-----------------------------   and Manager
    Charles P. Richardson*


    /s/ Abdul H. Rajput         Executive Vice President        March 29, 2000
-----------------------------   and Manager
    Abdul H. Rajput*


    /s/ Robert Arena            Executive Vice President        March 29, 2000
-----------------------------
    Robert Arena*


    /s/ Alberto Bambach         Senior Vice President           March 29, 2000
-----------------------------
    Alberto Bambach*


* Signed by Charles P. Richardson, Attorney-in-Fact.

                                 EXHIBIT INDEX


  Exhibit No.    Description
  -----------    -----------

     99.1 Annual Statement as to Compliance for the Trust for the year ended December 31, 1999

     99.2 Annual Servicing Report for the Trust for the year ended December 31, 1999

     99.3        Aggregate Payment Amounts for the year
                 ended December 31, 1999