Form 10-K
period 1999-12-31
GREENPOINT CREDIT LLC
filed 2000-03-30
CIK 1066112

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

          GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
      THROUGH CERTIFICATES, SERIES 1999-2, CLASS A CERTIFICATES (TOGETHER,
                           THE "OFFERED CERTIFICATES")


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

     GreenPoint Credit, LLC (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-2 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of March 1, 1999 (the "Agreement"), between the Registrant, as Seller and Servicer and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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