Form 10-K
period 1999-12-31
GREENPOINT CREDIT LLC
filed 2000-03-30
CIK 1066112

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

For the transition period from ___________ to __________________________

                       Commission file number  333-80437

    GREENPOINT CREDIT, LLC, AS SERVICER AND SELLER OF CERTAIN MANUFACTURED
       HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

          GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
THROUGH CERTIFICATES, SERIES 1999-5, CLASS A AND CLASS M CERTIFICATES (TOGETHER,
                           THE "OFFERED CERTFICATES")

                            GREENPOINT CREDIT, LLC
______________________________________________________________________________
              (exact name of registrant as specified in charter)

          DELAWARE                                              33-0862379
          --------                                              ----------
      (state or other                                       (I.R.S. employer
jurisdiction of incorporation)                            identification number)

                            10089 Willow Creek Road
                         San Diego, California  92131
                                (858) 530-9394
  (address and telephone number of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------

            None                                         None
            ----                                         ----

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

-------------
(1) On February 27, 1992, the Securities and Exchange Commission granted the Registrant a "no action" and exemptive order request to modify the information required to be reported by the trust under Section 13 and 15(d) of the Securities Exchange Act of 1934

ITEM 1.  BUSINESS

     GreenPoint Credit, LLC (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-5 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of November 1, 1999 (the "Agreement"), between the Registrant, as Seller and Servicer and Bank One, National Association, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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