Form 10-K
period 1999-12-31
GREENPOINT CREDIT LLC
filed 2000-03-30
CIK 1066112

                                                         CONFORMED WITH EXHIBITS

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               --------   -----------------

                       Commission file number  333-80437

    GREENPOINT CREDIT, LLC, as Servicer and Seller of certain manufactured
       HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

          GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-THROUGH CERTIFICATES, SERIES 1998-1, CLASS IA AND CLASS IIA CERTIFICATES
                    (TOGETHER, THE "OFFERED CERTIFICATES")

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

     GreenPoint Credit, LLC, (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1998-1 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of November 1, 1998 (the "Agreement"), between the Registrant, as Seller and Servicer and The First National Bank of Chicago, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee, any custodian, or the Servicer other than ordinary routine litigation incidental to the Trustee's, any custodian's, or the Servicer's duties under the, Agreement.

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

           99.3         Aggregate Payments for year ended December 31, 1999.

     Exhibit No.
     -----------
        99.1 Annual Statement as to Compliance for the Trust for the year ended December 31, 1999.

        99.2 Annual Servicing Report for the Trust for the year ended December 31, 1999.

        99.3      Aggregate Payment Amounts for year ended December 31,
                  1999.

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

Dated: March 29, 2000

                                           /s/ Charles O. Ryan
                                           -------------------
                                           Charles O. Ryan
                                           Vice President
                                           GreenPoint Credit, LLC


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Howard C. Bluver, Jeffrey Leeds and Charles P. Richardson, or any of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to the Registrant's Registration Statement (File No. 333-80437), any Form 8-K or Form 10-K relating thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          SIGNATURES                                TITLE                         DATE
          ----------                                -----                         ----
  /s/ Peter Paul                      President Chief Executive
-------------------------------        Officer and Manager                   March 29, 2000
      Peter Paul

  /s/ John S. Buchanan                Senior Vice President,
-------------------------------        Treasurer and Manager                 March 29, 2000
     John S. Buchanan

   /s/ Charles P. Richardson          Executive Vice President
-------------------------------        and Manager                           March 29, 2000
     Charles P. Richardson

   /s/ Abdul H. Rajput                Executive Vice President
-------------------------------        and Manager                           March 29, 2000
     Abdul H. Rajput

   /s/ Robert Arena                   Executive Vice President               March 29, 2000
-------------------------------
     Robert Arena

   /s/ Alberto Bambach                Senior Vice President                  March 29, 2000
-------------------------------
    Alberto Bambach

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