Form 10-K
GREENPOINT CREDIT LLC
filed 2001-04-02
CIK 1066112

CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
- -----  ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                    OR
       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR (15D) OF THE  SECURITIES
- -----  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM _____ TO ________________________

                     COMMISSION FILE NUMBER 333-46102

  GREENPOINT CREDIT, LLC, AS SERVICER AND SELLER OF CERTAIN MANUFACTURED
    HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

           GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
                 THROUGH CERTIFICATES, SERIES 2000-2 (TOGETHER,
                           THE "OFFERED CERTIFICATES")

- --------------------------------------------------------------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000: NOT APPLICABLE.

ITEM 1.   BUSINESS

          GreenPoint Credit, LLC, (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-2 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of March 1, 2000 (the "Agreement"), between the Registrant, as Seller and Servicer and Bank One, National Association, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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

          (b) As of December 31, 2000, the total number of holders of record of each class of Offered Certificates were as follows: (i) Class A-1 Certificates, 2; and Class A-2 Certificates, 4.

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

     SIGNATURES                                          TITLE                         DATE
           /s/ Peter Paul*                President and CEO (Principal              March 30, 2001
     --------------------------------     Executive Officer) and Manager
           Peter Paul

           /s/ John S. Buchanan*          Senior Vice President,                    March 30, 2001
     --------------------------------     Treasurer (Principal Financial and
           John S. Buchanan               Accounting Officer) and Manager


           /s/ Abdul H. Rajput*           Executive Vice President                  March 30, 2001
     --------------------------------     and Manager
           Abdul H. Rajput

           /s/ Charles P. Richardson*     Executive Vice President                  March 30, 2001
     --------------------------------     and Manager
           Charles P. Richardson

* Signed by Charles O. Ryan, Attorney-in-Fact.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


GREENPOINT CREDIT, LLC


By:           /s/ Peter Paul*
     --------------------------------
     Peter Paul
     President, CEO and Manager

* Signed by Charles O. Ryan, Attorney-in-Fact.

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

Sincerely,

/s/ Peter Paul                   /s/ Charlies P. Richardson
- ------------------------------   -----------------------------------------------
Peter Paul, President            Charles P. Richardson, Executive Vice President

/s/ Charles O. Ryan              /s/ Mary Churley
- ------------------------------   -----------------------------------------------
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


/s/ PricewaterhouseCoopers LLP


January 16, 20001

                                  EXHIBIT 99.3

                 GREENPOINT MANUFACTURED HOUSING CONTRACT TRUST
                            PASS THROUGH CERTIFICATES
                                  SERIES 2000-2

                    JANUARY 1, 2000 THROUGH DECEMBER 31, 2000



                                                  Class A-1          Class A-2
2000 Distribution Allocable to Principal        15,114,523.11               0.00
2000 Distributions Allocable to Interest         8,272,243.91       5,803,686.10
12/31/00 Remaining Principal Balance           134,981,744.80     100,000,000.00



Number and aggregate remaining principal balance of Contracts with payments delinquent:

           Days Delinquent               Number             Aggregate Remaining Principal Balance
           ---------------               ------             -------------------------------------
               31 - 59                     259                              10,362,425.97
               60 - 89                     48                                1,839,061.15
              90 or more                   68                                  330,113.28

Aggregate amount of servicing fees and expenses payable out of the trust for 2000:                 2,033,912.16

The number of contracts that were repurchased or replaced during 2000:                                        2

2000 Aggregate Principal Balance of All Contracts repossessed or foreclosed upon                   8,911,836.94

The balance in the Reserve Account as of 12/31/00                                                          0.00

2000 Cumulative Realized Losses                                                                    1,980,383.20

The amount of any outstanding Monthly Advance Amount as of 12/31/00                                  970,299.25

2000 amounts deposited to Reserve Account                                                                  0.00

The pool scheduled principal balance, expressed as a percentage                                     93.9565179%
     of the Cut-Off Date pool principal balance

The number of Manufactured Homes Currently held by the Servicer due to Repossessions                        134
    and the aggregate principal balance of the related defaulted Contracts                         5,603,698.23