Form 10-K
GREENPOINT CREDIT LLC
filed 2001-04-02
CIK 1066112

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

       GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
                 THROUGH CERTIFICATES, SERIES 2000-3, (TOGETHER,
                       THE "OFFERED CERTIFICATES")

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000: NOT APPLICABLE.

ITEM 1.   BUSINESS

          GreenPoint Credit, LLC, (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-3 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of May 1, 2000 (the "Agreement"), between the Registrant, as Seller and Servicer and Bank One, National Association, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

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

          (b) As of December 31, 2000, the total number of holders of record of each class of Offered Certificates were as follows: (i) Class I A Certificates, 13; Class I M-1 Certificates, 2; Class I M-2 Certificates, 2; Class I B-1 Certificates, 3; Class I B-2 Certificates, 2; Class II A-1, 1; and Class II A-2, 6.

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

                                  EXHIBIT 99.1


                        ANNUAL STATEMENT AS TO COMPLIANCE


The undersigned certifies that she is an Assistant Vice President of GreenPoint Credit, LLC (the "Servicer") and that, as such, she is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to
Section 4.20 of the Pooling and Servicing Agreement (the "Agreement"), dated as of May 1, 2000 between GreenPoint Credit , as Seller, GreenPoint Credit, as Servicer, and Bank One, as Trustee , (all capitalized terms used herein without definition having the respective meanings specified in the Agreement) and further certifies that:

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


/s/ PricewaterhouseCoopers LLP


January 16, 20001

                                  EXHIBIT 99.3

                 GREENPOINT MANUFACTURED HOUSING CONTRACT TRUST
                            PASS THROUGH CERTIFICATES
                                     2000-3
                    JANUARY 1, 2000 THROUGH DECEMBER 31, 2000




                                                       Class I A          Class I M-1         Class I M-2       Class I B-1
                                                       ---------          -----------         -----------       -----------
2000 Distributions Allocable to Principal               23,601,127.10             0.00               0.00              0.00
2000 Distributions Allocable to Interest                18,450,709.61     1,529,649.36       1,216,868.32      1,487,276.64
12/31/00 Remaining Principal Balance                   314,050,872.90    25,214,000.00      19,733,000.00     24,118,000.00

                                                      Class I B-2         Class II A-1       Class II A-2
                                                      -----------         ------------       ------------
2000 Distributions Allocable to Principal                        0.00    11,620,322.16               0.00
2000 Distributions Allocable to Interest                 1,960,525.84     7,194,552.11       6,062,446.88
12/31/00 Remaining Principal Balance                    31,792,311.00   143,966,257.09     125,000,000.00



Number and aggregate remaining principal balance of Contracts with payments delinquent:

           Days Delinquent               Number              Aggregate Remaining Principal Balance
           ---------------               ------              -------------------------------------
               31 - 59                     727                             25,238,671.33
               60 - 89                     161                              5,840,937.13
              90 or more                   185                              7,708,346.94


Aggregate amount of servicing fees and expenses payable out of the trust for 2000:              4,694,343.61

The number of contracts that were repurchased or replaced during 2000:                                     2

2000 Aggregate Principal Balance of All Contracts repossessed or foreclosed upon               15,556,292.47

The balance in the Reserve Account as of 12/31/00                                                       0.00

2000 Cumulative Realized Losses                                                                 3,022,754.89

The amount of any outstanding Monthly Advance Amount as of 12/31/00                               268,256.59

2000 amounts deposited to Reserve Account                                                               0.00

The pool scheduled principal balance, expressed as a percentage                                  95.0926802%
     of the Cut-Off Date pool principal balance

The number of Manufactured Homes Currently held by the Servicer due to Repossessions                     261
    and the aggregate principal balance of the related defaulted Contracts                     10,126,562.83